Form 10-Q
period 2026-09-30
ExxonMobil Holdings Corp
filed 2026-11-02
CIK 2115436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number 1-43384
ExxonMobil Holdings Corporation
(Exact name of registrant as specified in its charter)

Texas	41-4104094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
22777 Springwoods Village Parkway, Spring, Texas 77389-1425
(Address of principal executive offices) (Zip Code)
(972) 940-6000
(Registrant's telephone number, including area code)
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	XOM	New York Stock Exchange
0.524% Notes due 2028	XOM/28	New York Stock Exchange
0.835% Notes due 2032	XOM/32	New York Stock Exchange
1.408% Notes due 2039	XOM/39A	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to
Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2026
Common stock, par value $0.001 per share	4,079,222,444

EXXONMOBIL HOLDINGS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.
Due to rounding, numbers presented may not add up precisely to the totals indicated.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Note Reference Number	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Revenues and other income
Sales and other operating revenue	3	110,503	83,331	308,193	243,866
Income from equity affiliates		1,126	1,267	3,388	4,098
Other income		1,535	696	2,738	1,966
Total revenues and other income		113,164	85,294	314,319	249,930
Costs and other deductions
Crude oil and product purchases		65,724	47,928	185,327	140,043
Production and manufacturing expenses		11,219	10,094	34,164	30,279
Selling, general and administrative expenses		2,677	3,032	7,844	8,100
Depreciation and depletion (includes impairments)		6,803	6,475	22,263	18,278
Exploration expenses, including dry holes (1)		116	149	397	464
Non-service pension and postretirement benefit expense	4	(20)	119	74	322
Interest expense		183	90	705	440
Other taxes and duties		5,226	6,475	15,918	18,767
Total costs and other deductions		91,928	74,362	266,692	216,693
Income (loss) before income taxes		21,236	10,932	47,627	33,237
Income tax expense (benefit)		5,214	3,164	12,252	10,082
Net income (loss) including noncontrolling interests		16,022	7,768	35,375	23,155
Net income (loss) attributable to noncontrolling interests		609	220	1,254	812
Net income (loss) attributable to ExxonMobil		15,413	7,548	34,121	22,343

Earnings (loss) per common share (dollars)	2	3.72	1.76	8.18	5.16

Earnings (loss) per common share - assuming dilution (dollars)	2	3.72	1.76	8.18	5.16

(1) Includes $40 million related to the write-off of exploratory well costs in 2025 that were previously capitalized for greater than one year at December 31, 2024.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) including noncontrolling interests	16,022	7,768	35,375	23,155

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	179	(461)	(536)	2,047
Adjustment for foreign exchange translation (gain)/loss included in net income	—	—	(4)	—
Postretirement benefits reserves adjustment (excluding amortization)	12	(1)	(74)	(47)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(61)	6	(113)	36
Total other comprehensive income (loss)	130	(456)	(727)	2,036
Comprehensive income (loss) including noncontrolling interests	16,152	7,312	34,648	25,191
Comprehensive income (loss) attributable to noncontrolling interests	620	110	1,094	1,011
Comprehensive income (loss) attributable to ExxonMobil	15,532	7,202	33,554	24,180

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	Note Reference Number	September 30, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents		12,153	10,681
Notes and accounts receivable – net		66,533	44,562
Inventories
Crude oil, products and merchandise		21,532	22,979
Materials and supplies		3,270	3,323
Other current assets		4,137	1,837
Total current assets		107,625	83,382
Investments, advances and long-term receivables		44,293	45,317
Property, plant and equipment – net		296,955	299,373
Other assets, including intangibles – net		22,044	20,908
Total Assets		470,917	448,980

LIABILITIES
Current liabilities
Notes and loans payable		4,523	9,296
Accounts payable and accrued liabilities		78,642	60,911
Income taxes payable		7,044	2,123
Total current liabilities		90,209	72,330
Long-term debt		29,727	34,241
Postretirement benefits reserves		9,111	8,847
Deferred income tax liabilities		39,320	40,216
Long-term obligations to equity companies		567	542
Other long-term obligations		29,463	26,178
Total Liabilities		198,397	182,354

Commitments and contingencies	7

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued at December 31, 2025)		—	46,150
Common stock, $0.001 par value (9,000 million shares authorized, 4,112 million shares issued at September 30, 2026)		4	—
Capital in excess of par value		45,026	—
Earnings reinvested		237,289	482,494
Accumulated other comprehensive income	5	(11,430)	(10,863)
Common stock held in treasury (33 million shares at September 30, 2026 3,840 million shares at December 31, 2025)		(5,100)	(258,395)
ExxonMobil share of equity		265,789	259,386
Noncontrolling interests		6,731	7,240
Total Equity		272,520	266,626
Total Liabilities and Equity		470,917	448,980

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	35,375	23,155
Depreciation and depletion (includes impairments)	22,263	18,278
Changes in operational working capital, excluding cash and debt	(1,641)	(5,000)
All other items – net	1,913	2,858
Net cash provided by operating activities	57,910	39,291

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,175)	(20,908)
Proceeds from asset sales and returns of investments	1,457	2,138
Additional investments and advances	(1,579)	(973)
Other investing activities including collection of advances	1,431	949
Net cash used in investing activities	(18,866)	(18,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	1,078	1,145
Reductions in long-term debt	(1,893)	(13)
Additions to short-term debt (1)	—	758
Reductions in short-term debt (1)	(6,537)	(4,815)
Additions/(reductions) in commercial paper, and debt with three months or less maturity	(974)	1,212
Contingent consideration payments	(125)	(79)
Cash dividends to ExxonMobil shareholders	(12,897)	(12,865)
Cash dividends to noncontrolling interests	(491)	(524)
Changes in noncontrolling interests	(402)	(340)
Inflows from noncontrolling interests for major projects	—	68
Common stock acquired	(15,110)	(14,894)
Net cash used in financing activities	(37,351)	(30,347)

Effects of exchange rate changes on cash	(221)	532
Increase/(decrease) in cash and cash equivalents (including restricted)	1,472	(9,318)
Cash and cash equivalents at beginning of period (including restricted)	10,681	23,187
Cash and cash equivalents at end of period (including restricted)	12,153	13,869

SUPPLEMENTAL DISCLOSURES
Cash interest paid
Included in cash flows from operating activities	585	333
Capitalized, included in cash flows from investing activities	818	1,140
Total cash interest paid	1,403	1,473

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	2,540	1,434
Finance leases	65	9

(1) Includes commercial paper with a maturity greater than three months.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity
(millions of dollars, unless noted)	Common Stock (1)	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non- controlling Interests	Total Equity
Balance as of June 30, 2025	46,629	477,061	(12,436)	(248,661)	262,593	7,369	269,962
Amortization of stock-based awards	187	—	—	—	187	—	187
Other	(8)	—	—	—	(8)	664	656
Net income (loss) for the period	—	7,548	—	—	7,548	220	7,768
Dividends - common shares	—	(4,242)	—	—	(4,242)	(151)	(4,393)
Other comprehensive income (loss)	—	—	(346)	—	(346)	(110)	(456)
Share repurchases, at cost	—	—	—	(5,171)	(5,171)	(330)	(5,501)
Balance as of September 30, 2025	46,808	480,367	(12,782)	(253,832)	260,561	7,662	268,223

Balance as of June 30, 2026	46,636	492,569	(11,549)	(268,276)	259,380	6,731	266,111
Amortization of stock-based awards	250	—	—	—	250	—	250
Other	(10)	1	—	—	(9)	3	(6)
Net income (loss) for the period	—	15,413	—	—	15,413	609	16,022
Dividends - common shares	—	(4,264)	—	—	(4,264)	(159)	(4,423)
Other comprehensive income (loss)	—	—	119	—	119	11	130
Share repurchases, at cost	—	—	—	(5,103)	(5,103)	(464)	(5,567)
Change associated with redomicile transaction	(1,846)	(266,430)	—	268,276	—	—	—
Dispositions	—	—	—	3	3	—	3
Balance as of September 30, 2026	45,030	237,289	(11,430)	(5,100)	265,789	6,731	272,520

Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	601	—	—	—	601	—	601
Other	(31)	(14)	—	—	(45)	683	638
Net income (loss) for the period	—	22,343	—	—	22,343	812	23,155
Dividends - common shares	—	(12,865)	—	—	(12,865)	(603)	(13,468)
Other comprehensive income (loss)	—	—	1,837	—	1,837	199	2,036
Share repurchases, at cost	—	—	—	(15,037)	(15,037)	(330)	(15,367)
Dispositions	—	—	—	22	22	—	22
Balance as of September 30, 2025	46,808	480,367	(12,782)	(253,832)	260,561	7,662	268,223

Balance as of December 31, 2025	46,150	482,494	(10,863)	(258,395)	259,386	7,240	266,626
Amortization of stock-based awards	780	—	—	—	780	—	780
Other	(54)	1	—	—	(53)	(636)	(689)
Net income (loss) for the period	—	34,121	—	—	34,121	1,254	35,375
Dividends - common shares	—	(12,897)	—	—	(12,897)	(503)	(13,400)
Other comprehensive income (loss)	—	—	(567)	—	(567)	(160)	(727)
Share repurchases, at cost	—	—	—	(15,014)	(15,014)	(464)	(15,478)
Change associated with redomicile transaction	(1,846)	(266,430)	—	268,276	—	—	—
Dispositions	—	—	—	33	33	—	33
Balance as of September 30, 2026	45,030	237,289	(11,430)	(5,100)	265,789	6,731	272,520

(1) 2026 balances include capital in excess of par value.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of June 30	8,019	(3,907)	4,112	8,019	(3,756)	4,263
Share repurchases, at cost	—	(33)	(33)	—	(46)	(46)
Change associated with redomicile transaction	(3,907)	3,907	—	—	—	—
Balance as of September 30	4,112	(33)	4,079	8,019	(3,802)	4,217

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
Balance as of December 31	8,019	(3,840)	4,179	8,019	(3,666)	4,353
Share repurchases, at cost	—	(100)	(100)	—	(136)	(136)
Change associated with redomicile transaction	(3,907)	3,907	—	—	—	—
Balance as of September 30	4,112	(33)	4,079	8,019	(3,802)	4,217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to rounding, numbers presented may not add up precisely to the totals indicated.
Note 1. Basis of Financial Statement Preparation
On July 1, 2026, Exxon Mobil Corporation, a New Jersey corporation ("EMC"), completed its previously announced redomiciliation reorganization (the "Redomiciliation Merger"), pursuant to which ExxonMobil Holdings Corporation, a Texas corporation ("EMHC"), became the publicly traded parent company of the ExxonMobil consolidated group. The
Redomiciliation Merger became effective on July 1, 2026.
At the effective time of the Redomiciliation Merger, each outstanding share of EMC common stock (other than treasury shares, which were cancelled), without par value, was automatically exchanged for one share of EMHC common stock with a par value of $0.001 per share, and former EMC shareholders became shareholders of EMHC holding the same number and percentage ownership interests immediately following the transaction. The cancellation of the treasury shares, the effects of which are presented in the Statement of Changes in Equity, had no impact on total equity. EMHC replaced EMC as the publicly held corporation traded on the New York Stock Exchange under the ticker symbol "XOM" and became the successor registrant of
EMC's common stock pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934.
As of the effective time of the Redomiciliation Merger, the rights of EMHC shareholders are governed by the Texas Business
Organizations Code and the governing organizational documents of EMHC. Prior to the Redomiciliation Merger, shareholder rights were governed by the New Jersey Business Corporation Act and EMC's governing organizational documents.
Unless otherwise indicated, references herein to "ExxonMobil," the "Corporation," "we," "our," and "us" refer to the
ExxonMobil consolidated group, which was headed by EMC through June 30, 2026, and by EMHC thereafter. The accompanying Condensed Consolidated Financial Statements reflect periods prior to the completion of the Redomiciliation
Merger. The Redomiciliation Merger did not change the Corporation's consolidated business, operations, assets, liabilities, or financial reporting basis.
These unaudited Condensed Consolidated Financial Statements should be read in the context of the Consolidated Financial
Statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2025 Annual Report on
Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The Corporation's exploration and production activities are accounted for under the "successful efforts" method.
Note 2. Earnings Per Share

Earnings per common share	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to ExxonMobil (millions of dollars)	15,413	7,548	34,121	22,343
Weighted-average number of common shares outstanding (millions of shares) (1)	4,140	4,285	4,172	4,328
Earnings (loss) per common share (dollars) (2)	3.72	1.76	8.18	5.16
Dividends paid per common share (dollars)	1.03	0.99	3.09	2.97

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 3. Disclosures about Segments and Related Information
Our four reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended September 30, 2026
Revenues and other income
Sales and other operating revenue	7,694	3,498	37,086	50,069	2,361	4,084	1,594	4,110	110,496
Income from equity affiliates	(6)	455	37	547	30	120	(2)	(10)	1,171
Intersegment revenue	9,049	9,273	11,112	8,619	2,089	950	717	236	42,045
Other income	1,139	54	36	62	25	7	2	32	1,357
Segment revenues and other income	17,876	13,280	48,271	59,297	4,505	5,161	2,311	4,368	155,069

Costs and other items
Crude oil and product purchases	6,173	2,696	38,923	49,219	2,578	3,682	1,204	2,775	107,250
Operating expenses, excl. depreciation and depletion (1)	3,344	2,735	2,052	2,302	1,128	1,037	595	514	13,707
Depreciation and depletion (includes impairments)	3,938	1,848	174	198	172	138	24	37	6,529
Interest expense	6	11	2	2	—	—	—	—	21
Other taxes and duties	112	145	780	4,099	16	30	4	40	5,226
Total costs and other deductions	13,573	7,435	41,931	55,820	3,894	4,887	1,827	3,366	132,733
Segment income (loss) before income taxes	4,303	5,845	6,340	3,477	611	274	484	1,002	22,336
Income tax expense (benefit)	1,102	1,749	1,485	761	139	(2)	100	96	5,430
Segment net income (loss) incl. noncontrolling interests	3,201	4,096	4,855	2,716	472	276	384	906	16,906
Net income (loss) attributable to noncontrolling interests	—	209	68	334	—	13	(2)	7	629
Segment income (loss)	3,201	3,887	4,787	2,382	472	263	386	899	16,277

Reconciliation of consolidated revenues
Segment revenues and other income			155,069
Other revenues (2)			140
Elimination of intersegment revenues			(42,045)
Total consolidated revenues and other income			113,164

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			16,277
Corporate and Financing income (loss)			(864)
Net income (loss) attributable to ExxonMobil			15,413

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended September 30, 2026
Additions to property, plant and equipment (3)	3,802	2,412	207	247	206	38	119	31	7,062

As of September 30, 2026
Investments in equity companies	5,896	18,097	480	2,133	2,821	2,779	—	745	32,951
Total assets	152,407	137,170	40,042	57,041	18,077	18,303	3,174	8,467	434,681

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended September 30, 2026
Additions to property, plant and equipment (3)	7,062		338		7,400

As of September 30, 2026
Investments in equity companies	32,951		(117)		32,834
Total assets	434,681		36,236		470,917

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $238 million.
(3) Includes non-cash additions.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended September 30, 2025
Revenues and other income
Sales and other operating revenue	7,185	3,252	25,635	37,073	1,868	3,837	1,398	3,063	83,311
Income from equity affiliates	4	1,048	31	45	45	172	2	(10)	1,337
Intersegment revenue	6,601	9,372	4,946	7,185	1,744	896	562	121	31,427
Other income	231	97	37	38	1	9	7	32	452
Segment revenues and other income	14,021	13,769	30,649	44,341	3,658	4,914	1,969	3,206	116,527

Costs and other items
Crude oil and product purchases	6,212	2,189	26,542	35,597	1,989	3,409	982	2,077	78,997
Operating expenses, excl. depreciation and depletion (1)	2,780	2,341	1,903	2,181	1,085	1,079	504	546	12,419
Depreciation and depletion (includes impairments)	3,265	1,813	216	185	151	179	26	45	5,880
Interest expense	34	15	4	11	—	1	—	1	66
Other taxes and duties	33	561	825	4,924	23	57	3	49	6,475
Total costs and other deductions	12,324	6,919	29,490	42,898	3,248	4,725	1,515	2,718	103,837
Segment income (loss) before income taxes	1,697	6,850	1,159	1,443	410	189	454	488	12,690
Income tax expense (benefit)	469	2,219	239	350	81	(5)	100	92	3,545
Segment net income (loss) incl. noncontrolling interests	1,228	4,631	920	1,093	329	194	354	396	9,145
Net income (loss) attributable to noncontrolling interests	—	180	62	111	—	8	—	10	371
Segment income (loss)	1,228	4,451	858	982	329	186	354	386	8,774

Reconciliation of consolidated revenues
Segment revenues and other income			116,527
Other revenues (2)			194
Elimination of intersegment revenues			(31,427)
Total consolidated revenues and other income			85,294

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			8,774
Corporate and Financing income (loss)			(1,226)
Net income (loss) attributable to ExxonMobil			7,548

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended September 30, 2025
Additions to property, plant and equipment (3)	6,654	3,215	181	245	167	98	62	39	10,661

As of December 31, 2025
Investments in equity companies	5,491	19,429	460	1,048	2,946	2,616	—	775	32,765
Total assets	153,042	134,529	32,652	47,265	17,365	17,991	2,961	8,020	413,825

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended September 30, 2025
Additions to property, plant and equipment (3)	10,661		612		11,273

As of December 31, 2025
Investments in equity companies	32,765		(112)		32,653
Total assets	413,825		35,155		448,980

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $281 million.
(3) Includes non-cash additions.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Nine Months Ended September 30, 2026
Revenues and other income
Sales and other operating revenue	23,160	10,790	101,593	138,364	6,883	11,923	4,562	10,860	308,135
Income from equity affiliates	(162)	2,043	111	1,156	47	402	1	(39)	3,559
Intersegment revenue	26,558	31,227	27,791	25,033	5,804	2,925	1,803	501	121,642
Other income	1,671	150	141	194	25	10	6	94	2,291
Segment revenues and other income	51,227	44,210	129,636	164,747	12,759	15,260	6,372	11,416	435,627

Costs and other items
Crude oil and product purchases	19,269	8,983	109,114	139,350	6,997	10,763	3,436	7,363	305,275
Operating expenses, excl. depreciation and depletion (1)	10,982	7,982	6,414	6,813	3,398	3,113	1,612	1,542	41,856
Depreciation and depletion (includes impairments)	11,842	5,636	653	1,757	519	482	73	127	21,089
Interest expense	14	32	5	6	—	1	2	1	61
Other taxes and duties	319	696	2,275	12,309	60	108	14	137	15,918
Total costs and other deductions	42,426	23,329	118,461	160,235	10,974	14,467	5,137	9,170	384,199
Segment income (loss) before income taxes	8,801	20,881	11,175	4,512	1,785	793	1,235	2,246	51,428
Income tax expense (benefit)	2,106	6,232	2,550	961	395	170	293	279	12,986
Segment net income (loss) incl. noncontrolling interests	6,695	14,649	8,625	3,551	1,390	623	942	1,967	38,442
Net income (loss) attributable to noncontrolling interests	—	592	190	614	—	37	(5)	22	1,450
Segment income (loss)	6,695	14,057	8,435	2,937	1,390	586	947	1,945	36,992

Reconciliation of consolidated revenues
Segment revenues and other income			435,627
Other revenues (2)			334
Elimination of intersegment revenues			(121,642)
Total consolidated revenues and other income			314,319

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			36,992
Corporate and Financing income (loss)			(2,871)
Net income (loss) attributable to ExxonMobil			34,121

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Nine Months Ended September 30, 2026
Additions to property, plant and equipment (3)	10,180	6,653	1,391	603	613	106	168	70	19,784

As of September 30, 2026
Investments in equity companies	5,896	18,097	480	2,133	2,821	2,779	—	745	32,951
Total assets	152,407	137,170	40,042	57,041	18,077	18,303	3,174	8,467	434,681

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Nine Months Ended September 30, 2026
Additions to property, plant and equipment (3)	19,784		1,077		20,861

As of September 30, 2026
Investments in equity companies	32,951		(117)		32,834
Total assets	434,681		36,236		470,917

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $589 million.
(3) Includes non-cash additions.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Nine Months Ended September 30, 2025
Revenues and other income
Sales and other operating revenue	20,442	10,498	74,592	108,067	5,860	10,922	4,203	9,222	243,806
Income from equity affiliates	13	3,595	103	74	106	441	5	(42)	4,295
Intersegment revenue	19,387	28,046	14,072	20,369	5,087	2,425	1,662	348	91,396
Other income	189	494	119	116	2	11	9	90	1,030
Segment revenues and other income	40,031	42,633	88,886	128,626	11,055	13,799	5,879	9,618	340,527

Costs and other items
Crude oil and product purchases	16,174	7,456	77,163	104,194	6,279	9,628	3,052	6,181	230,127
Operating expenses, excl. depreciation and depletion (1)	8,259	7,102	5,925	6,612	3,244	3,357	1,486	1,672	37,657
Depreciation and depletion (includes impairments)	9,659	5,235	609	528	444	439	80	126	17,120
Interest expense	93	37	3	13	—	1	—	3	150
Other taxes and duties	146	1,631	2,442	14,230	57	118	6	137	18,767
Total costs and other deductions	34,331	21,461	86,142	125,577	10,024	13,543	4,624	8,119	303,821
Segment income (loss) before income taxes	5,700	21,172	2,744	3,049	1,031	256	1,255	1,499	36,706
Income tax expense (benefit)	1,390	7,149	597	696	192	(8)	287	275	10,578
Segment net income (loss) incl. noncontrolling interests	4,310	14,023	2,147	2,353	839	264	968	1,224	26,128
Net income (loss) attributable to noncontrolling interests	—	496	167	300	—	22	1	16	1,002
Segment income (loss)	4,310	13,527	1,980	2,053	839	242	967	1,208	25,126

Reconciliation of consolidated revenue
Segment revenues and other income			340,527
Other revenues (2)			799
Elimination of intersegment revenues			(91,396)
Total consolidated revenues and other income			249,930

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			25,126
Corporate and Financing income (loss)			(2,783)
Net income (loss) attributable to ExxonMobil			22,343

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Nine Months Ended September 30, 2025
Additions to property, plant and equipment (3)	12,481	7,259	442	731	473	316	150	142	21,994

As of December 31, 2025
Investments in equity companies	5,491	19,429	460	1,048	2,946	2,616	—	775	32,765
Total assets	153,042	134,529	32,652	47,265	17,365	17,991	2,961	8,020	413,825

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Nine Months Ended September 30, 2025
Additions to property, plant and equipment (3)	21,994		1,663		23,657

As of December 31, 2025
Investments in equity companies	32,765		(112)		32,653
Total assets	413,825		35,155		448,980

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $956 million.
(3) Includes non-cash additions.

Revenue from Contracts with Customers
Sales and other operating revenue include both revenue within the scope of ASC 606 and outside the scope of ASC 606. Trade receivables in "Notes and accounts receivable – net" reported on the Balance Sheet also includes both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Contractual terms, credit quality, and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.

Sales and other operating revenue (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from contracts with customers	74,808	58,992	204,243	172,603
Revenue outside the scope of ASC 606	35,695	24,339	103,950	71,263
Total	110,503	83,331	308,193	243,866

Geographic Sales and Other Operating Revenue (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	48,745	36,105	136,264	105,148
Non-U.S.	61,758	47,226	171,929	138,718
Total	110,503	83,331	308,193	243,866

Significant Non-U.S. revenue sources include: (1)
Canada	10,987	6,989	28,757	20,783

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.

Note 4. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net benefit cost
Pension Benefits - U.S.
Service cost	135	121	412	395
Interest cost	165	170	494	511
Expected return on plan assets	(164)	(149)	(493)	(447)
Amortization of actuarial loss/(gain)	5	18	15	55
Amortization of prior service cost	(8)	(8)	(23)	(23)
Net pension enhancement and curtailment/settlement cost	2	11	4	62
Net benefit cost	135	163	409	553

Pension Benefits - Non-U.S.
Service cost	65	83	204	243
Interest cost	196	208	638	635
Expected return on plan assets	(191)	(207)	(621)	(634)
Amortization of actuarial loss/(gain)	(11)	10	(33)	28
Amortization of prior service cost	18	15	49	43
Net pension enhancement and curtailment/settlement cost	(52)	31	(24)	31
Net benefit cost	25	140	213	346

Other Postretirement Benefits
Service cost	21	14	63	61
Interest cost	65	65	196	196
Expected return on plan assets	(5)	(4)	(13)	(12)
Amortization of actuarial loss/(gain)	(21)	(26)	(64)	(77)
Amortization of prior service cost	(15)	(15)	(46)	(46)
Net pension enhancement and curtailment/settlement cost	(4)	—	(5)	—
Net benefit cost	41	34	131	122

Note 5. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	1,851	(49)	1,802
Amounts reclassified from accumulated other comprehensive income	—	35	35
Total change in accumulated other comprehensive income	1,851	(14)	1,837
Balance as of September 30, 2025	(14,315)	1,533	(12,782)

Balance as of December 31, 2025	(13,398)	2,535	(10,863)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(373)	(77)	(450)
Amounts reclassified from accumulated other comprehensive income	(4)	(113)	(117)
Total change in accumulated other comprehensive income	(377)	(190)	(567)
Balance as of September 30, 2026	(13,775)	2,345	(11,430)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $89 million and $(300) million in 2026 and 2025, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	—	—	4	—
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs (Statement of Income line: Non-service pension and postretirement benefit expense)	85	(5)	153	(42)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign exchange translation adjustment	21	40	56	146
Postretirement benefits reserves adjustment (excluding amortization)	(1)	(6)	10	32
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	24	1	40	(6)
Total	44	35	106	172

Note 6. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at September 30, 2026 and December 31, 2025, and the related hierarchy level for the fair value measurement was as follows:

	September 30, 2026

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	29,116	9,746	—	38,862	(36,002)	(490)	—	2,370
Advances to/receivables from equity companies (2)(3)	—	794	4,744	5,538	—	—	(2)	5,536
Other long-term financial assets (4)	1,590	—	1,214	2,804	—	—	86	2,890

Liabilities
Derivative liabilities (5)	30,337	11,423	—	41,760	(36,002)	(1,710)	—	4,048
Long-term debt (6)	20,348	3,417	—	23,765	—	—	3,621	27,386
Long-term obligations to equity companies (3)	—	—	567	567	—	—	—	567
Other long-term financial liabilities (7)	—	—	272	272	—	—	16	288

	December 31, 2025

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,197	2,259	—	7,456	(6,261)	(341)	—	854
Advances to/receivables from equity companies (2)(3)	—	1,935	3,938	5,873	—	—	256	6,129
Other long-term financial assets (4)	1,536	—	1,800	3,336	—	—	216	3,552

Liabilities
Derivative liabilities (5)	4,994	2,043	—	7,037	(6,261)	(141)	—	635
Long-term debt (6)	24,678	3,909	—	28,587	—	—	3,248	31,835
Long-term obligations to equity companies (3)	—	—	542	542	—	—	—	542
Other long-term financial liabilities (7)	—	—	348	348	—	—	16	364

(1) Included in the Balance Sheet lines: Notes and accounts receivable - net and Other assets, including intangibles - net.
(2) Included in the Balance Sheet line: Investments, advances and long-term receivables.
(3) Advances to/receivables from equity companies and long-term obligations to equity companies are mainly designated as hierarchy level 3 inputs. The fair value is calculated by discounting the remaining obligations by a rate consistent with the credit quality and industry of the equity company.

(4) Included in the Balance Sheet lines: Investments, advances and long-term receivables and Other assets, including intangibles - net.
(5) Included in the Balance Sheet lines: Accounts payable and accrued liabilities and Other long-term obligations.
(6) Excluding finance lease obligations.
(7) Included in the Balance Sheet line: Other long-term obligations. Includes contingent consideration related to a prior year acquisition where fair value is based on expected drilling activities and discount rates.

At September 30, 2026 and December 31, 2025, respectively, the Corporation had $1.0 billion and $0.5 billion of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2026, the
Corporation has designated $3.4 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $7.4 billion and undrawn long-term committed lines of credit of $0.3 billion as of the end of third quarter 2026.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows
from Operating Activities” and included before-tax realized and unrealized losses of $5.6 billion and gains of $503 million for the periods ended September 30, 2026 and 2025, respectively. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2026 and December 31, 2025, or results of operations for the periods ended September 30, 2026 and 2025.
The Corporation operates a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging)
instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the
Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements as of the end of
third quarter 2026.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at September 30, 2026 and December 31, 2025, was as follows:

(millions)	September 30, 2026	December 31, 2025
Crude oil (barrels)	105	6
Petroleum products (barrels)	(100)	(27)
Natural gas (MMBTUs)	(453)	(449)

Note 7. Litigation and Other Contingencies
Litigation
A variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Corporation does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Corporation discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our contingency disclosures,
“significant” includes material matters, as well as other matters, which management believes should be disclosed.
State and local governments and other entities in various jurisdictions across the United States and its territories have filed a number of legal proceedings against several oil and gas companies, including ExxonMobil, requesting unprecedented legal and equitable relief for various alleged injuries purportedly connected to climate change. These lawsuits assert a variety of novel, untested claims under statutory and common law. Additional such lawsuits may be filed. We believe the legal and factual theories set forth in these proceedings are meritless and represent an inappropriate attempt to use the court system to usurp the proper role of policymakers in addressing the societal challenges of climate change.
While the outcome of any litigation can be unpredictable, we believe the likelihood is remote that the ultimate outcomes of these lawsuits will have a material adverse effect on the Corporation’s operations, financial condition, or financial statements taken as a whole. We will continue to defend vigorously against these claims.
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2026, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	September 30, 2026

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Non-debt-related	1,451	5,656	7,107
Total	1,451	5,656	7,107

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.
Note 8. Divestment Activities
Through September 30, 2026, the Corporation realized proceeds of approximately $1.5 billion and recognized net after-tax earnings of approximately $0.8 billion from its divestment activities. This included the sale of certain assets in the United
States, as well as other smaller divestments.
In 2025, the Corporation realized proceeds of approximately $3.2 billion and recognized net after-tax earnings of approximately
$1.1 billion from its divestment activities. This included the sale of the Singapore retail fuels business, Mobil Argentina S.A.,
Product Solutions affiliates in France, certain conventional and unconventional assets in the United States, and other smaller divestments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Due to rounding, numbers presented may not add up precisely to the totals indicated.
FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives;
statements of future ambitions and plans; future earnings power; potential addressable markets; and other statements of future events or conditions are forward-looking statements. Similarly, discussion of future plans related to carbon capture, transportation and storage, lower-emission fuels, hydrogen and ammonia, direct air capture, ProxximaTM resin systems, carbon materials, lithium, low-carbon data centers, and other future plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, and third parties are dependent on future market factors, such as continued technological progress, stable policy support and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon and other new investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in integrated
Upstream Permian Basin unconventional operated assets by 2035, to eliminate routine flaring in-line with World Bank Zero
Routine Flaring, to reach near-zero methane emissions from operated assets and other methane initiatives, and to meet
ExxonMobil’s emission reduction plans and goals, divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce lower-emission fuels, produce ProxximaTM resin systems, produce carbon materials, produce lithium, and use plastic waste as feedstock for advanced recycling; future debt levels and credit ratings; maintenance and turnaround activity; drilling and improvement programs; product sales levels and mix; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits, could differ materially due to a number of factors.
These include global or regional changes or imbalances in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices, differentials, margins, and volume/mix for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized voluntary or mandatory standards or extraterritorial laws and regulations imposed by various jurisdictions related to sustainability and greenhouse gas reporting; timely granting of governmental permits, licenses, and certifications; uncertain impacts of deregulation on the legal and regulatory environment;
price impacts and the broader government responses to inflationary pressures; changes in interest and exchange rates; variable impacts of trading activities and derivative positions, including timing effects, on our margins and results each quarter; actions of co-venturers or partners, competitors and commercial counterparties, including suppliers and customers; government actions in pursuit of national energy and security policies and priorities affecting our business; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance and optimization, including variability and timing factors applicable to unconventional resources, the success of new unconventional and AI-enhanced technologies, and the ability of new technologies to improve drilling performance and recovery relative to competitors; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects and commencement of start-up operations, including reliance on third-party suppliers and service providers; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of governments, non-governmental organizations, or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, armed hostilities, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes or distribution or shipping channels; decoupling of economies, closure of producing markets, or reintroduction of regional markets; disruption, realignment, or breaking of current or historical trade or military alliances or global trade and supply chain networks; escalating geopolitical volatility, including regime changes; expropriations, seizure, or capacity, insurance, shipping, import or export limitations imposed directly or indirectly by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating disruptions or difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies;

consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under
"Item 1A. Risk Factors" of ExxonMobil’s 2025 Form 10-K.
Forward-looking and other statements regarding environmental and other sustainability efforts and aspirations are not an indication that these statements are material to investors or require disclosure in our filing with the SEC or any other regulatory authority. In addition, historical, current, and forward-looking environmental and other sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.
Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium term business plans, which are updated annually. The reference case for planning beyond 2030 is based on ExxonMobil’s
Global Outlook (Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. Current trends for policy stringency and development of lower-emission solutions are not yet on a pathway to achieve net-zero by 2050. As such, the Outlook does not project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and
ExxonMobil’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by ExxonMobil or its affiliates. Individual projects or opportunities may advance based on a number of factors, including availability of stable and supportive policy, permitting, technological advancement for cost-effective abatement, insights from the Corporate planning process, and alignment with our partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our Corporate plan; however, actual investment levels will be subject to the availability of the opportunity set and public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Overview
During the third quarter of 2026, global supply disruptions continued to affect commodity and product markets. Lower global refining capacity availability led to lower demand for crude feedstock which contributed to average crude oil prices remaining within the 10-year historical range (2010-2019), despite restrictions on supply through the Strait of Hormuz. International natural gas prices increased above the 10-year range on limited Middle East supply. Global refining margins increased to historically high levels above the 10-year range with unavailable capacity. Global chemical margins declined, particularly in
Europe and Asia, on higher product availability and sustained higher feed costs, contributing to chemical margins declining further below the bottom of the 10-year range.
Selected Earnings Driver Definitions
The earnings drivers provide additional visibility into our business results. The Corporation evaluates these drivers periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings drivers:
Advantaged Volume Growth. Represents earnings impacts from change in volume/mix from advantaged assets, advantaged projects, and high-value products. Occasionally, additional granularity is provided to aid investors. For example, Middle East volumes are presented separately in this filing.
•Advantaged Assets (Advantaged growth projects). Includes Permian, Guyana, and LNG.
•Advantaged Projects. Includes capital projects and programs of work that contribute to Energy, Chemical, and/or
Specialty Products segments that drive integration of segments/businesses, increase yield of higher value products, or deliver higher than average returns.
•High-Value Products. Includes performance products and lower-emission fuels. Performance products (performance chemicals, performance lubricants) refers to products that provide differentiated performance for multiple applications through enhanced properties versus commodity alternatives and bring significant additional value to customers and end-users. Lower-emission fuels refers to fuels with lower life cycle emissions than conventional transportation fuels for gasoline, diesel and jet transport.
Base Volume. Represents all volume/mix drivers not included in Advantaged Volume Growth defined above. Occasionally, additional granularity is provided to aid investors. For example, Middle East volumes are presented separately in this filing.
Structural Cost Savings. Represents after-tax earnings effects of Structural Cost Savings as defined on page 23, including cash operating expenses related to divestments.
Expenses. Represents all expenses otherwise not included in other earnings drivers.
Estimated Timing Effects. Represents timing effects that are primarily related to unsettled derivatives which are required to be marked to current period-end prices (mark-to-market), where the associated physical shipments are not reflected in earnings until the physical transaction is complete. It also includes estimated recognition differences between the settlement of derivatives and their offsetting physical commodity realizations (primarily due to LIFO inventory accounting). Impacts are expected to unwind in subsequent periods.
Identified Items. Represents individually significant non-operational events with, typically, an absolute corporate total earnings impact of at least $250 million in a given quarter. The impact of an Identified Item for an individual segment may be less than
$250 million when the item impacts several segments or several periods.

Cash Capital Expenditures (Non-GAAP)
Cash capital expenditures (Cash Capex) is the sum of "Additions to property, plant and equipment," "Additional investments and advances," and "Other investing activities including collection of advances," reduced by "Inflows from noncontrolling interests for major projects," each from the Consolidated Statement of Cash Flows, and excludes advances and collections not related to capital expenditures or equity investments, for example, supply and marketing related advances and associated collections. This measure is useful for investors to understand the current period cash impact of investments in the business.

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Additions to property, plant and equipment	7,178	8,727	20,175	20,908
Additional investments and advances	868	501	1,579	973
Other investing activities including collection of advances	(697)	(610)	(1,431)	(949)
Inflows from noncontrolling interests for major projects	—	(23)	—	(68)
Less: Advances and collections not related to capital expenditures or equity investments	(347)	—	(347)	270
Total Cash Capex (Non-GAAP)	7,002	8,595	19,976	21,134

Upstream	5,981	7,614	16,645	18,276
Energy Products	481	442	2,006	1,252
Chemical Products	247	275	736	845
Specialty Products	155	109	221	316
Other	138	155	368	445
Total Cash Capex (Non-GAAP)	7,002	8,595	19,976	21,134

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $16.9 billion, which included an additional $1.8 billion in the first nine months of 2026. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Nine Months Ended September 30,
	2019	2025	2025	2026
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	42.4	30.3	34.2
Selling, general and administrative expenses	11.4	11.1	8.1	7.8
Depreciation and depletion (includes impairments)	19.0	26.0	18.3	22.3
Exploration expenses, including dry holes	1.3	1.0	0.5	0.4
Non-service pension and postretirement benefit expense	1.2	0.4	0.3	0.1
Subtotal	69.7	81.0	57.4	64.7
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1	10.6	7.8	6.2
Total Adjusted Operating Costs (Non-GAAP)	78.8	91.6	65.3	70.9
Less:
Depreciation and depletion (includes impairments)	19.0	26.0	18.3	22.3
Non-service pension and postretirement benefit expense	1.2	0.4	0.3	0.1
Other adjustments (includes equity company depreciation and depletion)	3.6	6.2	3.7	5.7
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0	59.0	43.0	42.9
Energy and production taxes (Non-GAAP)	11.0	14.9	11.2	9.9
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	44.1	31.8	33.0

		Change vs 2019		Change vs 2025	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)		+0.1		+1.2
Market		+4.9		+1.2
Activity / Other		+10.3		+1.8
Structural Cost Savings		-15.1		-1.8	-16.9

REVIEW OF THIRD QUARTER 2026 RESULTS
ExxonMobil’s third quarter 2026 earnings were $15.4 billion, compared to $7.5 billion a year earlier. Global market conditions supported an increase in earnings driven by stronger price and refining margins, while reliable operations, advantaged investments across Upstream and Energy Products, and structural cost savings improved business performance and capacity to generate earnings. This increase was partly offset by higher expenses related to depreciation, lower volumes from external impacts and Middle East disruptions. Cash capital expenditures were $7.0 billion, down $1.6 billion from third quarter 2025.
Earnings for the first nine months of 2026 were $34.1 billion, compared to $22.3 billion a year earlier. Cash capital expenditures were $20.0 billion, down $1.2 billion from the first nine months of 2025. The Corporation distributed $12.9 billion in dividends to shareholders and repurchased $15.1 billion of common stock.
UPSTREAM

Upstream Financial Results	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	3,201	1,228	6,695	4,310
Non-U.S.	3,887	4,451	14,057	13,527
Total	7,088	5,679	20,752	17,837

Upstream Third Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Price – Increased earnings by $3,680 million, on higher crude and gas realizations.
Advantaged Volume Growth – Decreased earnings by $90 million, mainly driven by accelerated Guyana entitlement impact, offset with Guyana, Permian and LNG growth.
Base Volume – Decreased earnings by $200 million, driven by downtime and external impacts.
Middle East Volume – Decreased earnings by $860 million due to Middle East disruption impacts.
Structural Cost Savings – Increased earnings by $210 million.
Expenses – Decreased earnings by $590 million, mainly due to higher depreciation.
Other – Decreased earnings by $470 million, primarily due to the absence of one-time tax items.
Estimated Timing Effects – Decreased earnings by $720 million, mainly from unfavorable derivatives mark-to-market impacts.
Identified Items – 3Q26 $448 million gain, mainly from asset sales.

Upstream Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Price – Increased earnings by $7,960 million, driven by higher crude realizations.
Advantaged Volume Growth – Increased earnings by $2,010 million, driven by Guyana, Permian and LNG growth.
Base Volume – Decreased earnings by $670 million from divestments and external impacts.
Middle East Volume – Decreased earnings by $2,140 million due to Middle East disruption impacts.
Structural Cost Savings – Increased earnings by $540 million.
Expenses – Decreased earnings by $2,060 million, mainly due to higher depreciation and growth.
Other – Decreased earnings by $390 million, primarily due to the absence of one-time tax items and asset sales.
Estimated Timing Effects – Decreased earnings by $1,580 million, mainly from unfavorable derivatives mark-to-market impacts.
Identified Items – 2026 $(751) million loss from financial reserves, partly offset by gains on asset sales.

Upstream Operational Results	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,627	1,512	1,622	1,475
Canada/Other Americas	804	863	887	807
Europe	4	3	4	3
Africa	134	145	131	140
Asia	683	830	647	809
Australia/Oceania	27	27	25	25
Worldwide	3,279	3,380	3,316	3,261

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,866	3,440	3,766	3,340
Canada/Other Americas	28	23	27	30
Europe	235	265	274	302
Africa	112	118	114	114
Asia	1,689	3,157	1,818	3,272
Australia/Oceania	1,371	1,332	1,309	1,282
Worldwide	7,301	8,334	7,308	8,341

Oil-equivalent production (1)	4,496	4,769	4,534	4,651
(thousands of oil-equivalent barrels daily)

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information (thousands of barrels daily)	Three Months Ended September 30,	Nine Months Ended September 30,
Volumes reconciliation (Oil-equivalent production) (1)
2025	4,769	4,651
Entitlements - Net Interest	—	(10)
Entitlements - Price / Spend / Other	(78)	(22)
Government Mandates	—	(1)
Divestments	(34)	(45)
Growth / Other	(161)	(39)
2026	4,496	4,534

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

3Q 2026 versus 3Q 2025
3Q 2026 production of 4.5 million oil-equivalent barrels per day decreased 273 thousand oil-
equivalent barrels per day from 3Q 2025, driven by Middle East and Kazakhstan disruption impacts, and lower Guyana entitlement volumes, partly offset by Permian and Guyana growth.

YTD 2026 versus YTD 2025
4.5 million oil-equivalent barrels per day in 2026 decreased 117 thousand oil-equivalent barrels per day from 2025, driven by Middle East and Kazakhstan disruption impacts, mostly offset by
Permian and Guyana growth.

Listed below are descriptions of ExxonMobil’s volumes reconciliation drivers which are provided to facilitate understanding of the terms.
Entitlements - Net Interest are changes to ExxonMobil’s share of production volumes caused by non-operational changes to volume-determining drivers. These drivers consist of net interest changes specified in Production Sharing Contracts (PSCs), which typically occur when cumulative investment returns or production volumes achieve defined thresholds, changes in equity upon achieving pay-out in partner investment carry situations, equity redeterminations as specified in venture agreements, or as a result of the termination or expiry of a concession. Once a net interest change has occurred, it typically will not be reversed by subsequent events, such as lower crude oil prices.
Entitlements - Price / Spend / Other are changes to ExxonMobil’s share of production volumes resulting from temporary changes to non-operational volume-determining drivers. These drivers include changes in oil and gas prices or spending levels from one period to another. According to the terms of contractual arrangements or government royalty regimes, price or spending variability can increase or decrease royalty burdens and/or volumes attributable to ExxonMobil. For example, at higher prices, fewer barrels are required for ExxonMobil to recover its costs. These effects generally vary from period to period with field spending patterns or market prices for oil and natural gas. Such drivers can also include other temporary changes in net interest as dictated by specific provisions in production agreements.
Government Mandates are changes to ExxonMobil's sustainable production levels as a result of production limits or sanctions imposed by governments.
Divestments are reductions in ExxonMobil’s production arising from commercial arrangements to fully or partially reduce equity in a field or asset in exchange for financial or other economic consideration.
Growth and Other comprise all other operational and non-operational drivers not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such drivers include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

ENERGY PRODUCTS

Energy Products Financial Results	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	4,787	858	8,435	1,980
Non-U.S.	2,382	982	2,937	2,053
Total	7,169	1,840	11,372	4,033

Energy Products Third Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $7,660 million from stronger refining margins and optimization.
Advantaged Volume Growth – Consistent focus on growing advantaged capacity and optimizing assets and products increased earnings by $250 million.
Base Volume – Decreased earnings by $510 million, mainly driven by external impacts on operations and scheduled maintenance.
Middle East Volume – Decreased earnings by $130 million due to Middle East supply disruptions impacting global operations.
Structural Cost Savings – Increased earnings by $180 million.
Expenses – Decreased earnings by $150 million, including scheduled maintenance and advantaged project growth.
Other – Increased earnings by $20 million.
Estimated Timing Effects – Decreased earnings by $1,980 million, on unfavorable derivative mark-to-market impacts.
Identified Items – 3Q26 $(11) million loss.

Energy Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $13,100 million from stronger refining margins and optimization.
Advantaged Volume Growth – Consistent focus on growing advantaged capacity and optimizing assets and products increased earnings by $660 million.
Base Volume – Decreased earnings by $920 million, mainly driven by external impacts on operations and scheduled maintenance.
Middle East Volume – Decreased earnings by $590 million due to Middle East supply disruptions impacting global operations.
Structural Cost Savings – Increased earnings by $570 million.
Expenses – Decreased earnings by $780 million, driven by scheduled maintenance and advantaged project growth.
Other – Decreased earnings by $50 million.
Estimated Timing Effects – Decreased earnings by $2,750 million, primarily from rising crude prices.
Identified Items – 2026 $(1,897) million loss due to impairments and supply disruptions in the Middle East preventing physical shipments associated with hedges.

Energy Products Operational Results	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of barrels daily)	2026	2025	2026	2025
Refinery throughput
United States	1,941	1,964	1,882	1,909
Canada	381	425	365	400
Europe	754	1,055	767	1,003
Asia Pacific	460	471	388	453
Other	199	191	195	187
Worldwide	3,735	4,106	3,598	3,952

Energy Products sales (1)
United States	3,154	2,875	3,134	2,837
Non-U.S.	2,599	2,817	2,559	2,685
Worldwide	5,753	5,692	5,694	5,522

Gasoline, naphthas	2,164	2,331	2,181	2,264
Heating oils, kerosene, diesel	1,773	1,791	1,722	1,774
Aviation fuels	390	395	407	382
Heavy fuels	171	241	176	215
Other energy products	1,256	934	1,209	887
Worldwide	5,753	5,692	5,694	5,522

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL PRODUCTS

Chemical Products Financial Results	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	472	329	1,390	839
Non-U.S.	263	186	586	242
Total	735	515	1,976	1,081

Chemical Products Third Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $360 million from increased North America ethane feed advantage.
Advantaged Volume Growth – Decreased earnings by $30 million.
Base Volume – Decreased earnings by $90 million.
Structural Cost Savings – Increased earnings by $60 million.
Expenses – Decreased earnings by $70 million.
Other – Decreased earnings by $20 million.
Identified Items – 3Q26 $10 million gain.

Chemical Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $870 million, mainly from increased North America ethane feed advantage.
Advantaged Volume Growth – Decreased earnings by $20 million.
Base Volume – Increased earnings by $110 million from record reliability and regional product mix.
Structural Cost Savings – Increased earnings by $210 million.
Expenses – Decreased earnings by $140 million, including the impact of growth projects.
Other – Decreased earnings by $60 million.
Identified Items – 2026 $(73) million loss.

Chemical Products Operational Results	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of metric tons)	2026	2025	2026	2025
Chemical Products sales (1)
United States	1,791	1,695	5,377	5,172
Non-U.S.	3,097	3,825	9,340	10,388
Worldwide	4,888	5,520	14,717	15,560

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	386	354	947	967
Non-U.S.	899	386	1,945	1,208
Total	1,285	740	2,892	2,175

Specialty Products Third Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $660 million, driven by higher basestock margins.
Advantaged Volume Growth – Decreased earnings by $30 million.
Base Volume – Decreased earnings by $20 million.
Middle East Volume – Decreased earnings by $60 million due to supply disruptions.
Structural Cost Savings – Increased earnings by $40 million.
Expenses – Decreased earnings by $60 million, mainly from new business growth.
Other – Increased earnings by $10 million.
Identified Items – 3Q26 $2 million gain.

Specialty Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $750 million, driven by higher basestock margins on supply disruptions.
Advantaged Volume Growth – Increased earnings by $20 million.
Base Volume – Decreased earnings by $30 million.
Middle East Volume – Decreased earnings by $140 million due to supply disruptions.
Structural Cost Savings – Increased earnings by $120 million.
Expenses – Decreased earnings by $70 million, mainly from new business growth.
Other – Increased earnings by $80 million.
Identified Items – 2026 $(11) million loss.

Specialty Products Operational Results	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of metric tons)	2026	2025	2026	2025
Specialty Products sales (1)
United States	399	474	1,302	1,451
Non-U.S.	1,338	1,458	4,195	4,421
Worldwide	1,737	1,932	5,497	5,872

(1) Data reported net of purchases/sales contracts with the same counterparty.
CORPORATE AND FINANCING

Corporate and Financing Financial Results	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)	(864)	(1,226)	(2,871)	(2,783)
Corporate and Financing expenses were $864 million for the third quarter of 2026, $362 million lower than the third quarter of
2025, due to the absence of prior year restructuring charges, partially offset by the absence of favorable tax items.
Corporate and Financing expenses were $2,871 million for the first nine months of 2026, $88 million higher than the first nine months of 2025, mainly due to the absence of favorable tax items and lower interest income, partially offset by the absence of prior year restructuring charges.
(1) Net debt is total debt of $34.3 billion less $12.2 billion of cash and cash equivalents excluding restricted cash. Net debt to capital ratio is net debt divided by net debt plus total equity of $272.5 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by/(used in)
Operating activities			57,910	39,291
Investing activities			(18,866)	(18,794)
Financing activities			(37,351)	(30,347)
Effect of exchange rate changes			(221)	532
Increase/(decrease) in cash and cash equivalents			1,472	(9,318)

Cash and cash equivalents (at end of period)			12,153	13,869

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	25,650	14,788	57,910	39,291
Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments	808	139	1,457	2,138
Cash flow from operations and asset sales (Non-GAAP)	26,458	14,927	59,367	41,429

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2026 was $26.5 billion, an increase of $11.5 billion from the comparable 2025 period.
Cash provided by operating activities totaled $57.9 billion for the first nine months of 2026, $18.6 billion higher than 2025. Net income including noncontrolling interests was $35.4 billion, an increase of $12.2 billion from the prior year period. The adjustment for the noncash provision of $22.3 billion for depreciation and depletion was up $4.0 billion from 2025. Changes in operational working capital were a reduction of $1.6 billion during the period. All other items net increased cash flows by $1.9 billion in 2026 versus an increase of $2.9 billion in 2025. See the Condensed Consolidated Statement of Cash Flows for
additional details.
Investing activities for the first nine months of 2026 used net cash of $18.9 billion, an increase of $0.1 billion compared to the prior year. Spending for additions to property, plant and equipment of $20.2 billion was $0.7 billion lower than 2025. Proceeds from asset sales were $1.5 billion, a decrease of $0.7 billion compared to the prior year.
Net cash used in financing activities was $37.4 billion in the first nine months of 2026, including $15.1 billion for the purchase of 99.4 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $30.3 billion in the prior year. Total debt at the end of the third quarter of 2026 was $34.3 billion compared to $43.5 billion at year-end 2025. The Corporation's debt to total capital ratio was 11.2 percent at the end of the third quarter of 2026 compared to 14.0 percent at year-end 2025. The net debt to capital ratio (1) was 7.5 percent at the end of the third quarter, a decrease of 3.5 percentage points from year-end 2025. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects, maintaining a strong balance sheet, and sharing our success with our shareholders through a growing dividend and, assuming reasonable market conditions, a consistent share repurchase program. The Corporation distributed a total of $12.9 billion to shareholders in the first nine months of 2026 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. Commercial paper is used to balance short-term liquidity requirements and is reflected in "Notes and loans payable" on the Consolidated Balance
Sheet, with changes in outstanding commercial paper between periods included in the Consolidated Statement of Cash Flows.
The Corporation had undrawn short-term committed lines of credit of $7.4 billion and undrawn long-term committed lines of credit of $0.3 billion as of the end of third quarter 2026.
The Corporation’s financial strength enables it to make large, long-term capital expenditures. Cash capex in the third quarter of
2026 was $7.0 billion, down $1.6 billion from the third quarter of 2025. The Corporation plans to invest in the range of $27 billion to $29 billion in 2026. Actual spending could vary depending on the progress of individual projects.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.
Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Additionally, the Corporation continues to evaluate opportunities to enhance its business portfolio through acquisitions of assets or companies, and enters into such transactions from time to time. Key criteria for evaluating acquisitions include strategic fit, cost synergies, potential for future growth, low cost of supply, and attractive valuations.
Acquisitions may be made with cash, shares of the Corporation’s common stock, or both. We also opportunistically may use our cash and available liquidity to repurchase or retire our debt.
Litigation and other contingencies are discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements.
TAXES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income taxes	5,214	3,164	12,252	10,082
Effective income tax rate	26%	32%	27%	34%
Total other taxes and duties (1)	6,146	7,319	19,033	21,589
Total	11,360	10,483	31,285	31,671

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses,” each from the Consolidated Statement of Income.

Total taxes were $11.4 billion for the third quarter of 2026, an increase of $0.9 billion from 2025. Income tax expense was $5.2 billion compared to $3.2 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 26 percent, 6 percent lower than the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $1.2 billion to $6.1 billion.
Total taxes were $31.3 billion for the first nine months of 2026, a decrease of $0.4 billion from 2025. Income tax expense increased by $2.2 billion to $12.3 billion. The effective income tax rate of 27 percent was down 7 percent compared to the prior year period due primarily to portfolio mix effects. Total other taxes and duties decreased by $2.6 billion to $19.0 billion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2026, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2025.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30,
2026. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the
Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the
Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
Refer to the relevant portions of Note 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended September 30, 2026

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
July 2026	11,939,976	$146.86	11,938,177	$8.4
August 2026	10,523,968	$159.25	10,508,208	$6.8
September 2026	10,274,084	$162.89	10,274,065	$25.1
Total	32,738,028	$155.87	32,720,450

(1) Includes shares withheld from participants in the Corporation's incentive program for personal income taxes.
(2) Excludes 1% U.S. excise tax on stock repurchases.
(3) Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
(4) The Corporation continued its share repurchase program, originally initiated in 2022. In its 2025 Corporate Plan Update released
December 9, 2025, the Corporation stated that it expects share repurchases of $20 billion in 2026, assuming reasonable market conditions.
In its third quarter 2026 Earnings Press Release, dated  October 30, 2026, the Corporation stated that it expects share repurchases of $20 billion in 2027, assuming reasonable market conditions.

During the third quarter, the Corporation did not issue or sell any unregistered equity securities.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the Corporation’s directors or officers adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of
Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

10.7 **	Extended Provisions for Restricted Stock Agreements.*
10.8 **	Extended Provisions for Restricted Stock Unit Agreements – Settlement in Shares.*
10.9 **	Short Term Incentive Program, as amended.*
10.10 **	ExxonMobil Supplemental Savings Plan.*
10.11 **	ExxonMobil Supplemental Pension Plan.*
10.12 **	ExxonMobil Additional Payments Plan.*
10.13 **	ExxonMobil Executive Life Insurance and Death Benefit Plan.*
10.14 **	Summary of non-employee director compensation.*
10.15 **	Form of restricted stock grant letter for non-employee directors.*
10.16 **	Aircraft Time Share Agreement dated as of August 29, 2023, between Exxon Mobil Corporation and Darren W. Woods.*
14 **	Code of Ethics and Business Conduct.
19 **	Insider Trading Policy and Procedures.
31.1 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101 **	Interactive Data Files (formatted as Inline XBRL).
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXONMOBIL HOLDINGS CORPORATION
Date: November 2, 2026	By:	/s/ SUSAN E. BUCHANAN
Susan E. Buchanan
Vice President and Chief Accounting Officer (Principal Accounting Officer)